Form 10-Q
period 2020-04-30
DONGFANG CITY HOLDING GROUP Co Ltd
filed 2020-06-10
CIK 1793330

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

52 East Broadway, 5FL, Suite 501

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 10, 2020, the issuer had 100,000 shares of its common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Dongfang City Holding Group Company Limited

Financial Statements

(Unaudited)

DONGFANG CITY HOLDING GROUP COMPANY LIMITED.

(A Development Stage Company)

CONDENSED BALANCE SHEET

	April 30, 2020 (Unaudited)	October 31, 2019 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$10,100	$10,100

Total Current Assets	$10,100	$10,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Loan From Shareholder	$48,429	$20,429

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value, 300,000,000 shares authorized, 100,000 shares issued and outstanding	$1,000	$1,000
Additional paid-in capital	$9,000	$9,000
(Deficit) accumulated during development stage	$(48,329)	$(20,329)

Total Stockholders’ Equity	$(38,329)	(10,329)

	$10,100	$10,100

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended April 30, 2020		Cumulative from October 25, 2019 (Inception) To April 30, 2020

REVENUE		$—	$—

EXPENSES		10,000	48,329

NET (LOSS)		$(10,000)	$(48,329)

NET (LOSS) PER COMMON SHARE - BASIC	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		100,000

*	Less than $.01

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended April 30, 2020	Cumulative from October 25, 2019 (Inception) To April 30, 2020

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(10,000)	$(48,329)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:

Accrued expenses	0	0

Net Cash (Used In) Operating Activities	(10,000)	(48,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	10,000
Loan from shareholder	10,000	48,429
Net Cash Provided by Financing Activities	10,000	58,429

NET CHANGE IN CASH AND ENDING BALANCE	$10,100	$10,100

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

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to April 30, 2020 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through June 8, 2020, the date these financial statements were issued. The Company concluded that there are no significant or material transactions to be reported.

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

Change of Officer and Director

On June 8, 2020, the Company, upon the consent of the majority of its shareholders, terminated Ms. Ling Cheng’s positions as the Chief Financial Officer, secretary, treasurer of the Company and Ms. Cheng was also removed as a member of the board of directors of the Company, effective immediately. On the same day, Mr. Zhenggui Wang was appointed as the Chief Financial Officer, secretary, treasurer of the Company, effective immediately.

Results of Operations

Three and Six Months Ended April 30, 2020

Revenues

For the three and six months ended April 30, 2020, we had no revenues.

Operating Expenses

General and administrative expenses were $10,000 and $48,329 for the three months and six months ended April 30, 2020, respectively.

Net Loss

Our net loss for the three and six months ended April 30, 2020 was $10,000 and $48,329, respectively.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of April 30, 2020, we had cash of $10,1000 and total liabilities of $48,429. Our cash flows from operating activities for the six months ended April 30, 2020 resulted in cash used of $48,329. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended April 30, 2020 was $58,429.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, April 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Dated: June 10, 2020

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

By:	/s/ Zhenggui Wang
Zhenggui Wang
President, Chief Executive Officer, Chief Financial Officer (acting as Chief Accounting Officer), Secretary, Treasurer and Chairman of the Board