Form 10-Q
period 2020-07-31
DONGFANG CITY HOLDING GROUP Co Ltd
filed 2020-09-11
CIK 1793330

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56120

DongFang City Holding Group Company Limited

(Exact name of registrant as specified in its charter)

Delaware	84-3505117
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

48 Wall Street, 5th floor New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-625-8648

(Former name, former address and former fiscal year, if changed since last report)

Send all correspondence to:

Zhenggui Wang

48 Wall Street, 5th floor

New York, NY, 10005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 11, 2020, the issuer had 100,000 shares of its common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Dongfang City Holding Group Company Limited

Financial Statements

(Unaudited)

DONGFANG CITY HOLDING GROUP COMPANY LIMITED.

(A Development Stage Company)

CONDENSED BALANCE SHEET

	July 31, 2020 (Unaudited)	October 31, 2019 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$10,100	$10,100

Total Current Assets	$10,100	$10,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Loan From Shareholder	$70,429	$20,429

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value, 300,000,000 shares authorized, 100,000 shares issued and outstanding	$1,000	$1,000
Additional paid-in capital	$9,000	$9,000
(Deficit) accumulated during development stage	$(70,329)	$(20,329)

Total Stockholders’ Equity	$(60,329)	(10,329)

	$10,100	$10,100

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31, 2020		Cumulative from October 25, 2019 (Inception) To July 31, 2020

REVENUE		$—	$—

EXPENSES		22,000	70,329

NET (LOSS)		$(22,000)	$(70,329)

NET (LOSS) PER COMMON SHARE - BASIC	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		100,000

*	Less than $.01

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended July 31, 2020	Cumulative from October 25, 2019 (Inception) To July 31, 2020

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(22,000)	$(70,329)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:

Accrued expenses	0	0

Net Cash (Used In) Operating Activities	(22,000)	(70,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	10,000
Loan from shareholder	22,000	70,429
Net Cash Provided by Financing Activities	22,000	80,429

NET CHANGE IN CASH AND ENDING BALANCE	$10,100	$10,100

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

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to July 31, 2020 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through September 11, 2020, the date these financial statements were issued. The Company concluded that there are no significant or material transactions to be reported.

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analysing business combinations, maintaining the filing of Exchange Act reports, the investigation, analysing, and consummation of an acquisition for an unlimited period of time will be paid without recompense from additional money contributed by the management, our stockholders or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	investigating, analysing and consummating an acquisition.

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

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavour to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operations

Three and Nine Months Ended July 31, 2020

Revenues

For the three and nine months ended July 31, 2020, we had no revenues.

Operating Expenses

General and administrative expenses were $22,000 and $70,329 for the three months and nine months ended July 31, 2020, respectively.

Net Loss

Our net loss for the three and nine months ended July 31, 2020 was $22,000 and $70,329, respectively.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of July 31, 2020, we had cash of $10,1000 and total liabilities of $70,429. Our cash flows from operating activities for the nine months ended July 31, 2020 resulted in cash used of $70,329. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the nine months ended July 31, 2020 was $80,429.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, July 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Dated: September 11, 2020

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

By:	/s/ Zhenggui Wang
Zhenggui Wang
President, Chief Executive Officer, Chief Financial Officer (acting as Chief Accounting Officer), Secretary, Treasurer and Chairman of the Board