Form 10-K
period 2020-10-31
DONGFANG CITY HOLDING GROUP Co Ltd
filed 2021-01-28
CIK 1793330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-56120

DongFang City Holding Group Company Limited
(Exact name of issuer as specified in its charter)

Delaware	84-3505117
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

48 Wall Street, 5th floor New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +1 212-625-8648

Send all correspondence to:

Zhenggui Wang

48 Wall Street, 5th floor

New York, NY, 10005

Tel: 917-554-0226

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 28, 2021, the issuer had 100,000 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED OCTOBER 31, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports (collectively the “Filings”) filed by the registrant from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the registrant believes that the expectations reflected in the forward looking statements are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the registrant’s financial statements and the related notes thereto included in this Report.

ii

Part I

ITEM 1. BUSINESS

Organization and Business Operations

The Company was originally incorporated in Delaware on October 25, 2019 under the name Dongfang City Holding Group Company Limited. Since its inception, the Company has been in the development stage and has conducted virtually no business operations, other than organizational activities and preparation of its registration statement on Form 10 (file no. 000-56120, the “Form 10”). The business strategy of the Company is to identify and complete a business combination with a company that meets the criteria of strong growth record, potential for further growth, leading technology position and proven management team prepared for being a public company. The Company currently has no full-time employee and owns no real estate or personal property. None of its officers, directors, promoters and other affiliates has engaged in any substantive discussions on its behalf with representatives of other companies regarding the possibility of a potential business combination with us. As the date of this Report, the Company has not conducted negotiations or entered into a letter of intent concerning any target business or opportunities. The Company selected October 31 as its fiscal year end.

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company complies with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company does not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. There is no assurance that following an acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter Bulletin Board.

We intend to either retain an equity interest in any private company we engage in a business combination or we may receive cash and/or a combination of cash and common stock from any private company we complete a business combination with. Our desire is that the value of such consideration paid to us would be beneficial economically to our stockholders though there is no assurance of that happening.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with the Company, may include the following:

●	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

●	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

●	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

●	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

●	a foreign company which may wish an initial entry into the United States securities market; and

●	a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities is undertaken by or under the supervision of our management. Our company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze business opportunities, we will consider the following factors:

●	potential for growth, indicated by new technology, anticipated market expansion or new products;

●	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	strength and diversity of management, either in place or scheduled for recruitment;

●	capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	the cost of participation by our company as compared to the perceived tangible and intangible values and potentials;

●	the extent to which the business opportunity can be advanced;

●	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	other relevant factors.

In applying the foregoing criteria, no one of which is controlling, management attempts to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Additionally, management will investigate an entity to engage a potential acquisition through reviewing available financial statements, interviewing a potential acquisition’s primary vendors and customers as well as financial advisors.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Any private company could seek to become public by filing their own registration statement with the Securities and Exchange Commission and avoid compensating us in any manner and therefore there may be no perceived benefit to any private company seeking a business combination with us as we are obligated under SEC Rules to file a Form 8-K with the SEC within four (4) days of completing a business combination which would include information required by Form 10 on the private company. It is possible that, prior to the Company successfully consummating a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. As a result we may not be able to complete a business combination.

Current Business Activities

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 2. PROPERTIES

Our principal executive office is located at 48 Wall Street, 5th floor, New York, New York, for which we pay an annual rent of $48,000.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us have been threatened or is pending against us.

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information

The Company’s common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. We cannot assure you that a trading market for our common stock will ever develop. The Company has not registered its class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

The Company is not obligated by contract or otherwise to issue any securities and there are no outstanding securities which are convertible into or exchangeable for shares of our common stock, furthermore, there are currently no outstanding warrants on any of our securities. All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act of 1933 or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act of 1933, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act of 1933.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a business combination.

Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a business combination, such sales may adversely affect the price for the sale of the Company’s common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

(b) Holders.

As of the date of this Report, there was two (2) record holder of an aggregate of 100,000 shares of our Common Stock issued and outstanding.

(c) Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

None.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

References in this report (the “Report”) to “we,” “us” or the “Company” refer to DongFang City Holding Group Company Limited. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

The Company was originally incorporated in Delaware on October 25, 2019 under the name Dongfang City Holding Group Company Limited. Since its inception, the Company has been in the development stage and has conducted virtually no business operations, other than organizational activities and preparation of its registration statement on Form 10 (file number 000-56120, the “Form 10”) and this report and carrying out its business strategy . The business strategy of the Company is to identify and complete a business combination with a company that meets the criteria of strong growth record, potential for further growth, leading technology position and proven management team prepared for being a public company. The Company currently has no full-time employee and owns no real estate or personal property. None of its officers, directors, promoters and other affiliates has engaged in any substantive discussions on its behalf with representatives of other companies regarding the possibility of a potential business combination with us. As the date of this Report, the Company has not conducted negotiations or entered into a letter of intent concerning any target business or opportunities. The Company selected October 31 as its fiscal year end.

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

Financial Operations Overview

Results of Operations

Results of Operations for the years ended October 31, 2020 and 2019

Revenues

For the years ended October 31, 2020 and 2019, we had no revenues.

Operating Expenses

General and administrative expenses were $190,000 and $20,329 for the years ended October 31, 2020 and 2019, respectively.

Net Loss

Our net loss for the years ended October 31, 2020 and 2019 was $190,000 and $20,329, respectively.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of October 31, 2020, we had cash of $10,100 and total liabilities of $210,429. Our cash flows from operating activities for the year ended October 31, 2020 resulted in cash used of $190,000. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the year ended October 31, 2020 was $220,429.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in Part III, Item 15 (a) (1) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, October 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

(a) Identification of Directors and Executive Officers.

Our officer and directors and additional information concerning each of them are as follows:

Name	Age	Position(s)
Zhenggui Wang	58	Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board, Secretary, and Treasurer

Zhenggui Wang, Chief Executive Officer/President/Chairman of the Board.

Zhenggui Wang, 58, has served as the Chairman of the Board since the inception of the Company, Chief Executive Officer and President of the Company since November 2019, and the Chief Financial Officer, Secretary, and Treasurer of the Company since June 2020. From February 2012 to September 2019, he served as the chairman of the board at Beijing Financial Street Registration Investment Consulting Company, an entity providing consulting service of corporate listing, equity investment, and fund management. From March 2002 to November 2011, Mr. Wang founded an international trade company named Sino-Russia Zhengtong International Trading Co. Ltd. to conduct business of small commodity border trade between China and Russia, where he served as the chairman of the board. From March 1993 to November 2001, he founded Beijing Chuangban Technology Consulting Company to promote the cultivation of ground beetles in Chinese traditional medicinal materials and seedling sales, and served as the chairman of the board. From February 1986 to October 1992, he served as the chairman of the board at Hefei Tonghe Technology Co., Ltd in Anhui, China, a company transferring and selling the cultivation technology and seedlings of medicinal Evodia Fruit, a Chinese traditional medicinal material. Mr. Wang received his bachelor degree in law from China University of Political science and Law in 1985. Mr. Wang’s qualifications to serve as Chairman of the Board, Chief Executive Officer, and President include his substantial experience in corporate management as well as his expertise and resources in financing and deal sourcing.

(b) Significant Employees.

None.

(c) Family Relationships.

None.

(d) Business Experience.

As disclosed in Item (a) above.

(e) Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors or promoters

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described by such activity;

(5) Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S. C 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Presently, we are not currently listed on a national securities exchange or in an inter-dealer quotation system and therefore are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of NASDAQ.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. Nasdaq Listing Rule 5605(a)(2) defines an “independent director” generally as a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  At this time, we do not have any independent directors.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s officers and directors have not received any cash remuneration since inception. They will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as to the number and percentage of shares of Common Stock beneficially owned as of October 31, 2020, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Common Stock, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers as a group. As of January 28, 2021, there were 100,000 shares of Common Stock outstanding and percentages are based on such total of shares outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Securities Ownership of Officers and Directors

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Zhenggui Wang (3)	90,000	90%

Ling Cheng (4)	10,000	10%

All 5% or more beneficial owners, directors and executive officers as a group (two individuals)	100,000	100%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on the date of this Information Statement. As of October 31, 2020, the Company had 100,000 shares of Common Stock issued and outstanding.

(2)	Unless otherwise indicated, the business address of each of the individuals is 48 Wall Street, 5th floor, New York, New York.

(3)	Mr. Zhenggui Wang is Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board, Treasurer, and Secretary.

(4)	Ms. Ling Cheng resigned from her positions as Chief Financial Officer, Treasurer and Secretary in June 2020, the business address of whom is 14 Wall Street, 20 FL, Suite 2052, New York, New York.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described elsewhere in the document, none of the directors, officers, or owners of record or beneficial owner of more than 5% of the Company’s Common Stock, in the last two years, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially effect the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by Jack Shama, CPA, MA, our independent auditor for the fiscal year ended October 31, 2020 was $10,000 and October 31, 2019 was $5,000:

	Fiscal Year Ended October 31,
	2020	2019
Audit Fees(1)	$10,000	$5,000
Audit-related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
Total	$10,000	$5,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Annual Report on Form 10-K, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

Pre-Approval Policies and Procedures

As stated elsewhere in this Report, we do not have an independent audit committee and our entire board serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended October 31, 2020, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Prior to engaging its accountants to perform particular services, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedure.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth beginning on pages F-1] of this report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Incorporated by Reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	11/18/19
3.2	By-Laws		10		3.2	11/18/19
4.1	Specimen Stock Certificate		10		4.1	11/18/19
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer	X
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer	X
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2021

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

By:	/s/Zhenggui Wang
Zhenggui Wang
President, Chief Executive Officer, Chief Financial Officer (acting as Chief Accounting Officer), Secretary, Treasurer and Chairman of the Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dongfang City Holding Group Company Limited.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Dongfang City Holding Group Company Limited and the related statements of income, stockholders equity and cash flow for the years ending October 31, 2020 and 2019. In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of October 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended in conformity with principles generally accepted in the United States of America.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on the financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

Jack Shama, CPA

January 28, 2021

I have served as the company’s auditor since November 2019.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED.

(A Development Stage Company)

CONDENSED BALANCE SHEET

	October 31, 2020 (Audited)	October 31, 2019 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$10,100	$10,100

Total Current Assets	$10,100	$10,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Loan From Shareholder	$210,429	$20,429

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value, 300,000,000 shares authorized, 100,000 shares issued and outstanding	$1,000	$1,000
Additional paid-in capital	$9,000	$9,000
(Deficit) accumulated during development stage	$(200,329)	$(20,329)

Total Stockholders’ Equity	$(190,329)	(10,329)

	$10,100	$10,100

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

		Cumulative
	For the	from
	Period	October 28,
	From	2019
	November 01,	(Inception)
	2019 to	To
	October 31,	October 31,
	2020	2019

REVENUE	$—	$—

EXPENSES	190,000	20,329

NET (LOSS)	$(190,000)	$(20,329)

NET (LOSS) PER COMMON SHARE - BASIC	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,000

* Less than $.01

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		Cumulative
	For the	from
	Period	October 28,
	From	2019
	November 01,	(Inception)
	2019 to	To
	October 31,	October 31,
	2020	2019

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(190,000)	$(20,329)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:

Accrued expenses	0	0

Net Cash (Used In) Operating Activities	(190,000)	(20,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	10,000
Loan from shareholder	190,000	20,429
Net Cash Provided by Financing Activities	190,000	30,429

NET CHANGE IN CASH AND ENDING BALANCE	$10,100	$10,100

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

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to October 31, 2020 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through January 25, 2020, the date these financial statements were issued. The Company concluded that there are no significant or material transactions to be reported.