Form 10-K/A
period 2020-10-31
DONGFANG CITY HOLDING GROUP Co Ltd
filed 2021-10-27
CIK 1793330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-56120

DongFang City Holding Group Company Limited
(Exact name of issuer as specified in its charter)

Delaware	84-3505117
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Level 15, Tower 2, Etiqa Twins Tower, No. 11, Jalan Pinang, Kuala Lumpur	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +60122886060

Send all correspondence to:

Wei Li

Level 15, Tower 2, Etiqa Twins Tower, No. 11,

Jalan Pinang, Kuala Lumpur

Tel: +60122886060

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for DongFang City Holding Group Company Limited. amends the Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on January 28, 2021.  This Amendment No. 1 is being filed solely to correct certain numeric errors in the original financial statements.

We have also included an updated signature page.

PART 1V

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth beginning on pages F-1 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Exhibit Description
3.1*	Certificate of Incorporation
3.2*	By-Laws
4.1*	Specimen Stock Certificate
31.1 *	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer
31.2 *	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer
32.1 *	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer
32.2 *	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to the Form 10-K filed January 28, 2021.

1

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 21, 2021

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

By:	/s/ Wei Li
Name: Wei Li
Title: Chief Executive Officer

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

1-631-318-0351

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

August 24, 2021

I have served as the company’s auditor since November 2019.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED.

(A Development Stage Company)

CONDENSED BALANCE SHEET

	October 31, 2020 (Audited)	October 31, 2019 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$10,100	$10,100

Total Current Assets	$10,100	$10,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Loan From Shareholder	$210,429	$20,429

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value, 300,000,000 shares authorized, 100,000 shares issued and outstanding	$1,000	$1,000
Additional paid-in capital	$9,000	$9,000
(Deficit) accumulated during development stage	$(210,329)	$(20,329)

Total Stockholders’ Equity	$(200,329)	(10,329)

	$10,100	$10,100

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