Form 10-K
period 2021-10-31
DONGFANG CITY HOLDING GROUP Co Ltd
filed 2022-01-28
CIK 1793330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-56120

DongFang City Holding Group Company Limited
(Exact name of issuer as specified in its charter)

Delaware	84-3505117
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Level 15, Tower 2, Etiqa Twins Tower, No. 11, Jalan Pinang, Kuala Lumpur	50450
(Address of principal executive offices)	(Zip Code)

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

FOR YEAR ENDED OCTOBER 31, 2021

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

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a) (51)  of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company complies with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective is to achieve long- term growth potential through a combination with a business rather than immediate, short-term earnings. The Company does not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. There is no assurance that following an acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter Bulletin Board.

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

Any private company could seek to become public by filing their own registration statement with the Securities and Exchange Commission and avoid compensating us in any manner and therefore there may be no perceived benefit to any private company seeking a business combination with us as we are obligated under SEC Rules to file a Form 8-K with the SEC within four (4) days of completing a business combination which would include information required by Form 10 on the private company. It is possible that, prior to the Company successfully consummating a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. As a result, we may not be able to complete a business combination.

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

Changes in Control of Registrant

On June 7, 2021, Zhenggui Wang and Ling Cheng (the “Sellers”) entered into a Stock Purchase Agreement (the “Agreement”) with Wei Li (the “Buyer” or “Purchaser”). Pursuant to the Agreement, Zhenggui Wang (“Wang”) sold to the Buyer, and the Buyer agreed to purchase from Wang, 90,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of Dongfang City Holding Group Company Limited. (the “Company”), constituting 90% of the issued and outstanding Common Stock, for an aggregate purchase price of $9.00. Further pursuant to the Agreement, Ling Cheng (“Cheng”) sold to the Buyer, and the Buyer agreed to purchase from Cheng, 10,000 shares of common stock, par value $0.0001 per share, constituting 10% of the issued and outstanding Common Stock, for an aggregate purchase price of $1.00. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on June 7, 2021.

Immediately prior to the Closing, Wang owned 90,000 and Cheng owned 10,000 shares of common stock of the Company, or 100%, of the issued and outstanding shares of Common Stock and Wang served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Sole Director.  In connection with the Closing, Wang resigned from the executive officers and sole director positions he held with the Company, and the Company appointed Wei Li as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Chairman of the Board and Sole Director effective on June 7, 2021. Upon the Closing, the Buyer owned 100% of the issued and outstanding Common Stock of the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 2. PROPERTIES

Our principal executive office is located at Level 15, Tower 2, Etiqa Twins Tower, No. 11, Jalan Pinang, Kuala Lumpur, for which we pay an annual rent of $48,000.

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

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information

The Company’s common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. We cannot assure you that a trading market for our common stock will ever develop. The Company has not registered its class of common stock for resale under the blue-sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

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

(b) Holders.

As of the date of this Report, there was one (1) record holder of an aggregate of 100,000 shares of our Common Stock issued and outstanding.

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

Overview

The Company was originally incorporated in Delaware on October 25, 2019 under the name Dongfang City Holding Group Company Limited. Since its inception, the Company has been in the development stage and has conducted virtually no business operations, other than organizational activities and preparation of its registration statement on Form 10 (file number 000-56120, the “Form 10”) and this report and carrying out its business strategy. The business strategy of the Company is to identify and complete a business combination with a company that meets the criteria of strong growth record, potential for further growth, leading technology position and proven management team prepared for being a public company. The Company currently has no full-time employee and owns no real estate or personal property. None of its officers, directors, promoters and other affiliates has engaged in any substantive discussions on its behalf with representatives of other companies regarding the possibility of a potential business combination with us. As the date of this Report, the Company has not conducted negotiations or entered into a letter of intent concerning any target business or opportunities. The Company selected October 31 as its fiscal year end.

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

Change of Officer and Director

On June 8, 2020, the Company, upon the consent of the majority of its shareholders, terminated Ms. Ling Cheng’s positions as the Chief Financial Officer, secretary, treasurer of the Company and Ms. Cheng was also removed as a member of the board of directors of the Company, effective immediately. On the same day, Mr. Zhenggui Wang was appointed as the Chief Financial Officer, secretary, treasurer of the Company, effective immediately. Effective on July 7, 2021, Wang resigned from the executive officers and sole director positions he held with the Company, and the Company appointed Wei Li as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Chairman of the Board and Sole Director.

Financial Operations Overview

Results of Operations

Results of Operations for the years ended October 31, 2021 and 2020

Revenues

For the years ended October 31, 2021 and 2020, we had no revenues.

Operating Expenses

General and administrative expenses were $100,564 and $190,000 for the years ended October 31, 2021 and 2020, respectively.

Net Loss

Our net loss for the years ended October 31, 2021 and 2020 was $100,564 and $190,000, respectively.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of October 31, 2021, we had cash of $198,576 and total liabilities of $495,769. Our cash flows from operating activities for the year ended October 31, 2021 resulted in cash used of $96,864. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the year ended October 31, 2021 was $285,340.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, October 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

(a) Identification of Directors and Executive Officers.

Our officer and directors and additional information concerning each of them are as follows:

Name	Age	Position(s)
Wei Li	54	Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board, Secretary, and Treasurer

Wei Li, Chief Executive Officer/President/Chairman of the Board.

Wei Li, 54, served as president of DongFangCity Holding Group Bhd, a world-class eastern culture tourism-based development company in Malaysia from 2017 until now. He also served as the President of Malaysia Shandong Community from 2013 until now and served as the President of Malaysia Chinese Commerce International Association from 2015 until now. He has led large international conglomerates and made outstanding contributions to the Malaysian business community. He has been actively expanding his business interest in the overseas market for more than 10 years has helped Chinese enterprises to form friendly and prosperous bilateral cooperation with Malaysia and expand Chinese business into Malaysian market. In 2004, Dato’ Dr. Li Wei was awarded the honor of Dato’ from The Sultan of Pahang and became the first China National to be titled Dato’ in Malaysia because of his numerous contributions to Malaysia. Mr. Li graduated from Fudan University, Shanghai in 1994 with a major in business administration. He received an MBA from Shanghai Tongji University in 1997 and received a PhD in business administration from European University of Ireland in 2004.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as to the number and percentage of shares of Common Stock beneficially owned as of October 31, 2021, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Common Stock, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers as a group. As of January 26, 2022, there were 100,000 shares of Common Stock outstanding and percentages are based on such total of shares outstanding.

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

Securities Ownership of Officers and Directors

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Wei Li (3)	100,000	100%
All 5% or more beneficial owners, directors and executive officers as a group (one individual)	100,000	100%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on the date of this Information Statement. As of October 31, 2021, the Company had 100,000 shares of Common Stock issued and outstanding.

(2)	Unless otherwise indicated, the business address of the individual is Level 15, Tower 2, Etiqa Twins Tower, No. 11, Jalan Pinang, Kuala Lumpur.

(3)	Mr. Wei Li is Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board, Treasurer, and Secretary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described elsewhere in the document, none of the directors, officers, or owners of record or beneficial owner of more than 5% of the Company’s Common Stock, in the last two years, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by Jack Shama, CPA, MA, our independent auditor for the fiscal year ended October 31, 2021 was $7,000 and October 31, 2020 was $10,000:

	Fiscal Year Ended October 31,
	2021	2020
Audit Fees(1)	$7,000	$10,000
Audit-related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
Total	$7,000	$10,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Annual Report on Form 10-K, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

Pre-Approval Policies and Procedures

As stated elsewhere in this Report, we do not have an independent audit committee and our entire board serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended October 31, 2021, is compatible with maintaining the auditor’s independence.

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

(3) Exhibits

Incorporated by Reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	11/18/19
3.2	By-Laws		10		3.2	11/18/19
4.1	Specimen Stock Certificate		10		4.1	11/18/19
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer	X
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer	X
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2022

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

By:	/s/ Wei Li
President, Chief Executive Officer,
Chief Financial Officer
(acting as Chief Accounting Officer), Secretary, Treasurer and Chairman of the Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

goaliyah@hotmail.com

1-631-318-0351

To the shareholders and the board of directors of Dongfang City Holding Group Company Limited.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Dongfang City Holding Group Company Limited and the related statements of income, stockholders equity and cash flow for the 2 years ending October 31, 2021 and 2020. In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of October 31, 2021 and 2020 and the results of its operations and its cash flows for the years then ended in conformity with principles generally accepted in the United States of America.

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

January 28, 2022

I have served as the company’s auditor since November 2019.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED.

(A Development Stage Company)

CONDENSED BALANCE SHEET

	January 31, 2021	October 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$2,017	$10,100
Total Current Assets	2,017	10,100

Total Assets	$2,017	$10,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$1,500	$-
Loan From Shareholder	222,429	210,429
Total Current Liabilities	223,929	210,429

Total Liabilities	223,929	210,429

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 100,000 shares issued and outstanding at January 31, 2021 and October 31, 2020, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(231,912)	(210,329)
Total Stockholders’ Deficit	(221,912)	(200,329)

Total Liabilities and Stockholders’ Deficit	$2,017	$10,100

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	January 31, 2021	January 31, 2020
	(Unaudited)	(Unaudited)

Operating Expenses
General and administrative	21,583	18,000
Total Operating Expenses	(21,583)	(18,000)

Loss before Income Taxes	(21,583)	(18,000)

Provision for Income Tax	-	-

Net Loss	$(21,583)	$(18,000)

Loss per Share - Basic and Diluted	$(0.22)	$(0.18)

Weighted Average Shares Outstanding - Basic and Diluted	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance November 1, 2020	100,000	$1,000	$9,000	$(210,329)	$(200,329)

Net loss	-	-	-	(21,583)	(21,583)

Balance January 31, 2021	100,000	$1,000	$9,000	$(231,912)	$(221,912)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance November 1, 2019	100,000	$1,000	$9,000	$(20,329)	$(10,329)

Net loss	-	-	-	(18,000)	(18,000)

Balance January 31, 2020	200,000	$1,000	$9,000	$(38,329)	$(28,329)

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	January 31, 2021	January 31, 2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,583)	$(18,000)
Changes in Operating Assets and Liabilities:
Increase in accrued liabilities	1,500	-
Net Cash Used in Operating Activities	(20,083)	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds on loan payable	12,000	18,000
Net Cash Provided By Financing Activities	12,000	18,000

Net Decrease in Cash	(8,083)	-

Cash - Beginning of the Period	10,100	10,100

Cash - End of the Period	$2,017	$10,100

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED.

(A Development Stage Company)

CONDENSED BALANCE SHEET

	April 30, 2021	October 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$2,017	$10,100
Total Current Assets	2,017	10,100

Total Assets	$2,017	$10,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$3,000	$-
Loan From Shareholder	234,429	210,429
Total Current Liabilities	237,429	210,429

Total Liabilities	237,429	210,429

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 100,000 shares issued and outstanding at April 30, 2021 and October 31, 2020, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(245,412)	(210,329)
Total Stockholders’ Deficit	(235,412)	(200,329)

Total Liabilities and Stockholders’ Deficit	$2,017	$10,100

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
General and administrative	13,500	10,000	35,083	28,000
Total Operating Expenses	(13,500)	(10,000)	(35,083)	(28,000)

Loss before Income Taxes	(13,500)	(10,000)	(35,083)	(28,000)

Provision for Income Tax	-	-	-	-

Net Loss	$(13,500)	$(10,000)	$(35,083)	$(28,000)

Loss per Share - Basic and Diluted	$(0.14)	$(0.10)	$(0.35)	$(0.28)

Weighted Average Shares Outstanding - Basic and Diluted	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance January 31, 2021	100,000	$1,000	$9,000	$(231,912)	$(221,912)

Net loss	-	-	-	(13,500)	(13,500)

Balance April 30, 2021	100,000	$1,000	$9,000	$(245,412)	$(235,412)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance January 31, 2020	100,000	$1,000	$9,000	$(38,329)	$(28,329)

Net loss	-	-	-	(10,000)	(10,000)

Balance April 30, 2020	200,000	$1,000	$9,000	$(48,329)	$(38,329)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance November 1, 2020	100,000	$1,000	$9,000	$(210,329)	$(200,329)

Net loss	-	-	-	(35,083)	(35,083)

Balance April 30, 2021	100,000	$1,000	$9,000	$(245,412)	$(235,412)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance November 1, 2019	100,000	$1,000	$9,000	$(20,329)	$(10,329)

Net loss	-	-	-	(28,000)	(28,000)

Balance April 30, 2020	200,000	$1,000	$9,000	$(48,329)	$(38,329)

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	April 30, 2021	April 30, 2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,083)	$(28,000)
Changes in Operating Assets and Liabilities:
Increase in accrued liabilities	3,000	-
Net Cash Used in Operating Activities	(32,083)	(28,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds on loan payable	24,000	28,000
Net Cash Provided By Financing Activities	24,000	28,000

Net Decrease in Cash	(8,083)

Cash - Beginning of the Period	10,100	10,100

Cash - End of the Period	$2,017	$(10,100)

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED.

(A Development Stage Company)

CONDENSED BALANCE SHEET

	July 31, 2021	October 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$41,434	$10,100
Total Current Assets	41,434	10,100

Total Assets	$41,434	$10,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$500	$-
Loan From Shareholder	297,899	210,429
Total Current Liabilities	298,399	210,429

Total Liabilities	298,399	210,429

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 100,000 shares issued and outstanding at July 31, 2021 and October 31, 2020, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(266,965)	(210,329)
Total Stockholders’ Deficit	(256,965)	(200,329)

Total Liabilities and Stockholders’ Deficit	$41,434	$10,100

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
General and administrative	21,553	22,000	56,636	50,000
Total Operating Expenses	(21,553)	(22,000)	(56,636)	(50,000)

Loss before Income Taxes	(21,553)	(22,000)	(56,636)	(50,000)

Provision for Income Tax	-	-	-	-

Net Loss	$(21,553)	$(22,000)	$(56,636)	$(50,000)

Loss per Share - Basic and Diluted	$(0.22)	$(0.22)	$(0.57)	$(0.50)

Weighted Average Shares Outstanding - Basic and Diluted	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance April 30, 2021	100,000	$1,000	$9,000	$(245,412)	$(235,412)

Net loss	-	-	-	(21,553)	(21,553)

Balance July 31, 2021	100,000	$1,000	$9,000	$(266,965)	$(256,965)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance April 30, 2020	100,000	$1,000	$9,000	$(48,329)	$(38,329)

Net loss	-	-	-	(22,000)	(22,000)

Balance July 31, 2020	200,000	$1,000	$9,000	$(70,329)	$(60,329)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance November 1, 2020	100,000	$1,000	$9,000	$(210,329)	$(200,329)

Net loss	-	-	-	(56,636)	(56,636)

Balance July 31, 2021	100,000	$1,000	$9,000	$(266,965)	$(256,965)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance November 1, 2019	100,000	$1,000	$9,000	$(20,329)	$(10,329)

Net loss	-	-	-	(50,000)	(50,000)

Balance July 31, 2020	200,000	$1,000	$9,000	$(70,329)	$(60,329)

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	July 31, 2021	July 31, 2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,636)	$(50,000)
Changes in Operating Assets and Liabilities:
Increase in accrued liabilities	500	-
Net Cash Used in Operating Activities	(56,136)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds on loan payable	87,470	50,000
Net Cash Provided By Financing Activities	87,470	50,000

Net Decrease in Cash	31,334	-

Cash - Beginning of the Period	10,100	10,100

Cash - End of the Period	$41,434	$10,100

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

BALANCE SHEETS

	October 31, 2021	October 31, 2020
ASSETS

Current Assets
Cash	$198,576	$10,100
Total Current Assets	198,576	10,100

Total Assets	$198,576	$10,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$3,700	$-
Loan From Shareholder	495,769	210,429
Total Current Liabilities	499,469	210,429

Total Liabilities	499,469	210,429

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 100,000 shares issued and outstanding at October 31, 2021 and 2020, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(310,893)	(210,329)
Total Stockholders’ Deficit	(300,893)	(200,329)

Total Liabilities and Stockholders’ Deficit	$198,576	$10,100

The accompanying notes are an integral part of these financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31, 2021	October 31, 2020

Operating Expenses
General and administrative	100,564	190,000
Total Operating Expenses	(100,564)	(190,000)

Loss before Income Taxes	(100,564)	(190,000)

Provision for Income Tax	-	-

Net Loss	$(100,564)	$(190,000)

Loss per Share - Basic and Diluted	$(1.01)	$(1.90)

Weighted Average Shares Outstanding - Basic and Diluted	100,000	100,000

The accompanying notes are an integral part of these financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED OCTOBER 31, 2021 AND 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance November 1, 2019	100,000	$1,000	$9,000	$(20,329)	$(10,329)

Net loss	-	-	-	(190,000)	(190,000)

Balance October 31, 2020	100,000	1,000	9,000	(210,329)	(200,329)

Net loss	-	-	-	(100,564)	(100,564)

Balance October 31, 2021	100,000	$1,000	$9,000	$(310,893)	$(300,893)

The accompanying notes are an integral part of these financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31, 2021	October 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,564)	$(190,000)
Changes in Operating Assets and Liabilities:
Increase in accrued liabilities	3,700	-
Net Cash Used in Operating Activities	(96,864)	(190,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds on loan payable	285,340	190,000
Net Cash Provided By Financing Activities	285,340	190,000

Net Increase in Cash	188,476	-

Cash - Beginning of the Period	10,100	10,100

Cash - End of the Period	$198,576	$10,100

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF ORGNANIZATION, BUSINESS OPERATIONS, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Dongfang City Holding Group Company Limited (the “Company”), a development stage company, was organized under the laws of the State of Delaware on October 25, 2019. The Company complies with the reporting requirements of ASC 915, “Development Stage Entities” and has adopted Accounting Standards Update (“ASU”) 2014-10. The fiscal year end is October 31.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks, cash on hand and highly liquid investments with original maturities of 90 days or less. As of October 31, 2021 and 2020, the Company had cash in bank of $198,576 and $10,100, respectively.

Concentrations of Credit Risk

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits of $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s bank balance did not exceed the insured amounts as of October 31, 2021 and 2020, respectively.

Lease Agreement

During the year ended October 31, 2021, the Company entered into a lease agreement with Bank of New York Building (the “Leaser”). The Leaser grants the Company the right to use and occupy Office# 10, (maximum of 4 person(s)) 48 Wall Street, 5th floor, New York, NY 10005.

From October 1, 2020 through June 30, 2021. The company shall pay the Leaser a rent of $4,000 per month. On June 1, 2021, the lease has been extended to December 31, 2021.

The Company recorded $48,000 rent for the year ended October 31, 2021, which was paid by a related party (see Note 2).

DONGFANG CITY HOLDING GROUP COMPANY LIMITED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Common Share

A basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. As of October 31, 2021 and 2020, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

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

Loan from Shareholder amounted to $495,769 and $210,429 as of October 31, 2021 and 2020 respectively, which was due to Wei Li, the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Sole Director of the Company. The amount of Loan from Shareholder is interest free, with no collateral, and due on demand.

NOTE 3 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 300,000,000 shares of common stock.

On June 7, 2021, Zhenggui Wang and Ling Cheng (the “Sellers”) entered into a Stock Purchase Agreement (the “Agreement”) with Wei Li (the “Buyer” or “Purchaser”). Pursuant to the Agreement, Zhenggui Wang (“Wang”) sold to the Buyer, and the Buyer agreed to purchase from Wang, 90,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of Dongfang City Holding Group Company Limited. (the “Company”), constituting approximately 90% of the issued and outstanding Common Stock, for an aggregate purchase price of $9.00. Further pursuant to the Agreement, Ling Cheng (“Cheng”) sold to the Buyer, and the Buyer agreed to purchase from Cheng, 10,000 shares of common stock, par value $0.0001 per share, constituting approximately 10% of the issued and outstanding Common Stock, for an aggregate purchase price of $1.00. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on June 7, 2021. Immediately prior to the Closing, the Wang owned 90,000 and Cheng owned 10,000 shares of common stock of the Company, or approximately 100%, of the issued and outstanding shares of Common Stock and Wang served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Sole Director.  In connection with the Closing, Wang resigned from the executive officers and sole director positions he held with the Company, and the Company appointed Wei Li as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Chairman of the Board and Sole Director effective on June 7, 2021. Upon the Closing, the Buyers owned 100% of the issued and outstanding Common Stock of the Company.

As of October 31, 2021, 100,000 shares of common stock were issued and outstanding.

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to October 31, 2021 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through January 28, 2022, the date these financial statements were issued. The Company concluded that there are no significant or material transactions to be reported.